Form 10-K
period 2006-12-31
MS Structured SATURNS Series 2006-1
filed 2007-03-30
CIK 1353166

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              FORM 10-K

                            ANNUAL REPORT
               PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

                                    OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE  ACT OF 1934

For the transition period from __________ to __________

                    Commission File Numbers 333-101155, 001-32572



                          SATURNS Trust No. 2006-1
               MS STRUCTURED ASSET CORP., as Depositor and Sponsor
             (Exact name of registrant as specified in its charter)


           Delaware                                       13-4026700
--------------------------------------------------------------------------------
    (State or other jurisdiction               (IRS Employer Identification No.)
    of incorporation or organization)


         1585 Broadway, Second Floor
         New York, New York                                  10036
         Attention: Madhu Philips
     (Address of principal executive office)               (Zip Code)

   Registrant's telephone number, including area code:   (212) 761-2520

        Securities registered pursuant to Section 12(b) of the Act:

   Title of Each Class                 Name of Each Exchange on Which Registered

   SATURNS Tribune Company               New York Stock Exchange
   Debenture Backed
   Series 2006-1 Callable
   Class A Units

        Securities registered pursuant to Section 12(g) of the Act:

                                   None

         Indicate by check mark  if  the registrant is  a  well-known   seasoned
issuer, as defined in Rule 405 of the Securities Act. Yes ___ No    X


         Indicate by check mark if the  registrant  is  not  required   to  file
reports  pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
Yes ___ No    X


         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


         Indicate by check mark if disclosure of delinquent filers  pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ___   Accelerated filer ___   Non-accelerated filer    X


         Indicate  by  check  mark  whether  the  registrant is a shell  company
(as  defined  in  Rule  12b-2  of  the Act). Yes ___ No     X


         All of the common stock of the registrant is held by Morgan Stanley. As of March 7, 2007, 1,000 shares of common stock, par value $1.00 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE:

         The following reports of Morgan Stanley: Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2006; Annual Report on Form 10-K for the fiscal year ended November 30, 2006; Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2007; and all other documents subsequently filed by Morgan Stanley pursuant to Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934, during the fiscal year covered by this Report on Form 10-K, which contain financial statements of Morgan Stanley or which amend the foregoing reports.

                                 PART I

ITEM 1.  BUSINESS

     Not Applicable

ITEM 1A. RISK FACTORS

     Not Applicable

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None

ITEM 2.  PROPERTIES

     Not Applicable

ITEM 3.  LEGAL PROCEEDINGS

     Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Not Applicable

ITEM 6.  SELECTED FINANCIAL DATA

     Not Applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Not Applicable

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Not Applicable

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

ITEM 9A.  CONTROLS AND PROCEDURES

     Not Applicable

ITEM 9B.  OTHER INFORMATION

     None

                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     None

ITEM 11. EXECUTIVE COMPENSATION

     Not Applicable

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Not Applicable

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not Applicable

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Not Applicable

        ADDITIONAL DISCLOSURE ITEMS PURSUANT TO REGULATION AB

ITEM 1112(b). SIGNIFICANT OBLIGORS OF POOL ASSETS

                  Tribune Company (as successor by merger to The Times Mirror Company), the underlying security issuer with respect to the Units, is a "significant obligor" with respect to the assets of the Trust for purposes of Item 1112 of Regulation AB. For any financial statements of Tribune Company required to be provided under Regulation S-X during the period since the initial issuance of the Units, this Form 10-K report refers, pursuant to Item 1100(c)(2) of Regulation AB, to the periodic reports of Tribune Copmany under section 13(a) or 15(d) of the Exchange Act ("Underlying Security Issuer Exchange Act Reports") that are on file with the Securities and Exchange Commission (the "SEC"). Such Underlying Security Issuer Exchange Act Reports may be accessed at the public reference facilities maintained by the SEC at Room 1024, 100 F Street, NE, Washington, D.C. 20549. Copies of those materials can be obtained by making a written request to the SEC, Public Reference Section, 100 F Street, NE, Washington, D.C. 20549, at prescribed rates. The SEC also maintains a website on the internet at http://www.sec.gov at which users can view and download copies of reports, proxy, information statements and other information filed electronically. The SEC file number for Tribune Company is 001-08572.

         The underlying security issuer financial statements and Underlying Security Issuer Exchange Act Reports referred to above are not incorporated by reference in this Form 10-K report; and the Trust, the Trustee, the depositor, the sponsor and their affiliates have not verified, have not undertaken to verify, and will not verify, the content of any such underlying security guarantor financial statements or Underlying Security Issuer Exchange Act Reports.

ITEM 1114(b)(2). CREDIT ENHANCEMENT AND OTHER SUPPORT, EXCEPT CERTAIN DERIVATIVES INSTRUMENTS

     None

ITEM 1115(b). CERTAIN DERIVATIVES INSTRUMENTS - FINANCIAL INFORMATION

     None

ITEM 1117. LEGAL PROCEEDINGS

     None

ITEM 1119. AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

ITEM 1122. COMPLIANCE WITH APPLICABLE SERVING CRITERIA

     See Exhibits 33.1 and 34.1 to this Annual Report.

ITEM 1123. SERVICER COMPLIANCE STATEMENT

     See Exhibit 35.1 to this Annual Report.

                                 PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

         (a) The following documents are filed as part of this Report:

                  (1) Financial Statements: Distribution Reports on Form 10-D are hereby incorporated by reference. See the table below:

 SATURNS Trust No.:        Closing Date          Payment Dates                     Form 10-D Filing Dates

                                                                                           For FY 2006
2006-1                 February 28, 2006     May 15 and November 15         May 30, 2006 and November 30, 2006

                  (2) Financial Statement Schedules pursuant to Item 8: Not
                      Applicable

                  (3) Exhibits:

Exhibit 31.1      Rule 13a-14(d) Certification
Exhibit 33.1 Report of LaSalle Bank National Association on Assessment of Compliance with Servicing Criteria for
                  Asset-Backed Securities
Exhibit 34.1 Attestation Report of Ernst & Young, LLP on Assessment of Compliance with Servicing Criteria for
                  Asset-Backed Securities
Exhibit 35.1      Servicer Compliance Statement

         (b) Exhibits: See Item 15(a)(3) above

         (c) Other Financial Statement Schedules: Not applicable

                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



         Date:  March 28, 2007

                                              MS STRUCTURED ASSET CORP.
                                              (Registrant)



                                              By:      /s/Madhu Philips
                                                 -------------------------------
                                              Name:    Madhu Philips
                                              Title:   Vice President

                                                                    Exhibit 31.1

                                 RULE 13a-14(d) Certification

I, Madhu Philips, certify that:

1. I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of SATURNS Trust No. 2006-1 (the "Exchange Act periodic reports");

2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

4. Based on my knowledge and the servicer compliance statement(s) required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicer, LaSalle Bank National Association, as Trustee of SATURNS Trust No. 2006-1, has fulfilled its obligations under the servicing agreement, which is the Trust Agreement relating to SATURNS Trust No. 2006-1; and

5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: LaSalle Bank National Association and its officers and agents.



                                              By:      /s/Madhu Philips
                                                 -------------------------------
                                              Name:    Madhu Philips
                                              Title:   Vice President
                                              Date:    March 28, 2007

                                                                    Exhibit 33.1

   Report on Assessment of Compliance with Servicing Criteria for Asset-Backed
                                 Securities

         Management's Assertion on Compliance with Item 1122 Criteria

LaSalle Bank National Association (the "Asserting Party") is responsible for assessing its compliance with the applicable servicing criteria set forth in
Item 1122(d) of Regulation AB (17 C.F.R, 229.1122(d)) as indicated on Exhibit A annexed hereto entitled "1122 Servicing Criteria to be Addressed in Assessment of Compliance" (the "Servicing Criteria").

The Asserting Party has assessed the effectiveness of its compliance with the applicable Servicing Criteria as of December 31, 2006, and for the period of January 1, 2006 through December 31, 2006 (the "Reporting Period"). In making this assessment, the Asserting Party used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

Based on such assessment, the Asserting Party believes that, as of December 31, 2006 and for the Reporting Period, it has complied in all material respects with the servicing criteria set forth in Item 1122(d) of Regulation AB for the servicing activities it performs in the asset-backed securities transactions detailed on Exhibit B. For servicing criteria 1122(d)(3)(i)(A) and (B), this assertion covers only the information on the report to investors that is required by the respective transaction agreements.

Ernst and Young, an independent registered public accounting firm, has issued an attestation report with respect to the Asserting Party's assessment of compliance with the Servicing Criteria as of December 31, 2006 and for the Reporting Period. The asset-backed securities transactions to which this assertion and the attestation report relate are listed on Exhibit B.

LaSalle Bank National Association




By:      /s/Barbara L. Marik
    -----------------------------
Name: Barbara L. Marik
Title:   First Vice President
Date:   February 28, 2007

                                   Exhibit A

                           1122 Servicing Criteria
                  to be addressed in an Assessment of Compliance

    Reg AB                             Servicing Criteria                                    Servicing Criteria
   Reference                                                                                     Applicable to
                                                                                                 LaSalle Bank
                                                                                              National Association
                            General Servicing Considerations
 1122(d)(1)(i)    Policies and procedures are instituted to monitor any performance or other triggers and events of default in accordance with the
                  transaction agreements.                                                         X
1122(d)(1)(ii)    If any material servicing activities are outsourced to third parties, policies and procedures are instituted to monitor the third party's
                  performance and compliance with such servicing activities.                      X
1122(d)(1)(iii)   Any requirements in the transaction agreements to maintain a back-up servicer for the Pool Assets are maintained.
1122(d)(1)(iv)    A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing function throughout the reporting
                  period in the amount of coverage required by and otherwise in                   X
                  accordance with the terms of the transaction agreements.

                                 Cash Collection and Administration
 1122(d)(2)(i)    Payments on pool assets are deposited into the appropriate custodial
                  bank accounts and related bank clearing accounts no more than two               X
                  business days following receipt, or such other number of days specified in the transaction agreements.
1122(d)(2)(ii)    Disbursements made via wire transfer on behalf of an obligor or to an           X
                  investor are made only by authorized personnel.
1122(d)(2)(iii)   Advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such
                  advances, are made, reviewed and approved as specified in the                   X
                  transaction agreements.
1122(d)(2)(iv)    The related accounts for the transaction, such as cash reserve accounts or accounts established as a form of over collateralization,
                  are separately maintained (e.g., with respect to commingling of cash)           X
                  as set forth in the transaction agreements.
 1122(d)(2)(v)    Each custodial account is maintained at a federally insured depository institution as set forth in the transaction agreements. For purposes of this criterion, "federally insured depository institution" with
                  respect to a foreign financial institution means a foreign financial            X
                  institution that meets the requirements of Rule 13k-1(b)(1) of the
                  Securities Exchange Act.
1122(d)(2)(vi)    Unissued checks are safeguarded so as to prevent unauthorized                   X
                  access.
1122(d)(2)(vii)   Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A)
                  mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified
                  in the transaction agreements; (C) reviewed and approved by someone             X
                  other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.

                                 Investor Remittances and Reporting
 1122(d)(3)(i)    Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and
                  applicable Commission requirements. Specifically, such reports (A) are          X
                  prepared in accordance with timeframes and other terms set forth in the transaction

                  agreements; (B) provide information calculated in
                  accordance with the terms specified in the transaction agreements; (C)
                  are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the indenture trustee's records as to the total unpaid principal balance and number of Pool
                  Assets serviced by the related Servicer.
1122(d)(3)(ii)    Amounts due to investors are allocated and remitted in accordance with
                  timeframes, distribution priority and other terms set forth in the              X
                  transaction agreements.
1122(d)(3)(iii)   Disbursements made to an investor are posted within two business days to the related Servicer's investor records, or such other number of X days specified in the transaction agreements.
1122(d)(3)(iv)    Amounts remitted to investors per the investor reports agree with
                  cancelled checks, or other form of payment, or custodial bank                   X
                  statements.

                                    Pool Asset Administration
 1122(d)(4)(i)    Collateral or security on pool assets is maintained as required by the          X
                  transaction agreements or related pool asset documents.
1122(d)(4)(ii)    Pool assets and related documents are safeguarded as required by the            X
                  transaction agreements
1122(d)(4)(iii)   Any additions, removals or substitutions to the asset pool are made, reviewed and approved in accordance with any conditions or
                  X requirements in the transaction agreements.
1122(d)(4)(iv)    Payments on pool assets, including any payoffs, made in
                  accordance with the related pool asset documents are posted to the related Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to
                  principal, interest or other items (e.g., escrow) in accordance with the related pool asset documents.
 1122(d)(4)(v)    The related Servicer's records regarding the pool assets agree with the related Servicer's records with respect to an obligor's unpaid principal balance.
1122(d)(4)(vi)    Changes with respect to the terms or status of an obligor's pool assets (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the transaction agreements and related pool asset documents.
1122(d)(4)(vii)   Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established by the transaction agreements.
1122(d)(4)(viii)  Records documenting collection efforts are maintained during the period a pool asset is delinquent in accordance with the
                  transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent pool assets including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or unemployment).
1122(d)(4)(ix)    Adjustments to interest rates or rates of return for pool assets with variable rates are computed based on the related pool asset documents.
 1122(d)(4)(x)    Regarding any funds held in trust for an obligor (such as escrow accounts): (A) such funds are analyzed, in accordance with the obligor's pool asset documents, on at least an annual basis, or such other period specified in the transaction agreements; (B)
                  interest on such funds is paid, or credited, to obligors in accordance with applicable pool asset documents and state laws;
                  and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related pool assets, or such other number of days specified in the transaction agreements.
1122(d)(4)(xi)    Payments made on behalf of an obligor (such as tax or insurance payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.

1122(d)(4)(xii)   Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the related Servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.
1122(d)(4)(xiii   Disbursements made on behalf of an obligor are posted within two business days to the obligor's records maintained by the
                  servicer, or such other number of days specified in the
                  transaction agreements.
1122(d)(4)(xiv)   Delinquencies, charge-offs and uncollectible accounts are
                  recognized and recorded in accordance with the transaction agreements.
1122(d)(4)(xv)    Any external enhancement or other support, identified in Item
                  1114(a)(1) through (3) or Item 1115 of Regulation AB, is maintained as          X
                  set forth in the transaction agreements.

                                        EXHIBIT B
                                     2006 Transactions

    Non-Specific Transactions      Nominal Trustee Transactions      Custodian Only Transactions      Paying Agent Only Transactions
      ACE Series 2006-GP1         Bear Stearns Series 2006-PWR11     Basic Asset Backed 2006-1                Washington Mutual
                                                                                                               Series 2006-AR2

     Banc of America Comm.        Bear Stearns Series 2006-PWR12   Credit Suisse AB Series 2006-1             Washington Mutual
      Mtge Series 2006-2                                                                                       Series 2006-AR6

     Banc of America Comm.        Bear Stearns Series 2006-PWR13   Credit Suisse AB Series 2006-2             Washington Mutual
      Mtge Series 2006-5                                                                                       Series 2006-AR7

   Bear Stearns Series 2006-AQ1   Bear Stearns Series 2006-PWR14   Credit Suisse AB Series 2006-3             Washington Mutual
                                                                                                               Series 2006-AR8

   Bear Stearns Series 2006-EC1   Bear Stearns Series 2006-TOP22   Credit Suisse AB Series 2006-4             Washington Mutual
                                                                                                               Series 2006-AR9

   Bear Stearns Series 2006-EC2   Bear Stearns Series 2006-TOP24  Credit Suisse ARMT Series 2006-1            Washington Mutual
                                                                                                               Series 2006-AR10

   Bear Stearns Series 2006-HE1   GSAA Home Equity Trust 2006-14  Credit Suisse ARMT Series 2006-2            Washington Mutual
                                                                                                               Series 2006-AR11

   Bear Stearns Series 2006-HE2       GSAMP Series 2006-HE3       Credit Suisse ARMT Series 2006-3            Washington Mutual
                                                                                                               Series 2006-AR12

   Bear Stearns Series 2006-HE3       GSAMP Series 2006-HE4       Credit Suisse HEMT Series 2006-1            Washington Mutual
                                                                                                               Series 2006-AR13

   Bear Stearns Series 2006-HE4       GSAMP Series 2006-HE5       Credit Suisse HEMT Series 2006-2            Washington Mutual
                                                                                                               Series 2006-AR14

   Bear Stearns Series 2006-HE5       GSAMP Series 2006-HE6       Credit Suisse HEMT Series 2006-3            Washington Mutual
                                                                                                               Series 2006-AR15

   Bear Stearns Series 2006-HE6       GSAMP Series 2006-HE7       Credit Suisse HEMT Series 2006-4            Washington Mutual
                                                                                                               Series 2006-AR16

   Bear Stearns Series 2006-HE7       GSAMP Series 2006-HE8       Credit Suisse HEMT Series 2006-5            Washington Mutual
                                                                                                               Series 2006-AR17

   Bear Stearns Series 2006-HE8      JP Morgan Series 2006-LDP9   Credit Suisse HEMT Series 2006-6            Washington Mutual
                                                                                                               Series 2006-AR18

   Bear Stearns Series 2006-HE9   Morgan Stanley Series 2006-TOP21   Credit Suisse Series 2006-1              Washington Mutual
                                                                                                               Series 2006-AR19

   Bear Stearns Series 2006-HE10  Morgan Stanley Series 2006-TOP23   Credit Suisse Series 2006-2              Washington Mutual
                                                                                                               Series 2006-HE1

   Bear Stearns Series 2006-PC1       Morgan Stanley Capital I       Credit Suisse Series 2006-3              Washington Mutual
                                         Series 2006-HQ10                                                      Series 2006-HE2

   Bear Stearns ABS Series 2006-1 Morgan Stanley Mtg Loan Trust     Credit Suisse Series 2006-4               Washington Mutual
                                       Series 2006-16ARX                                                       Series 2006-HE3

    Bear Stearns Mortgage         Morgan Stanley Mtg Loan Trust      Credit Suisse Series 2006-5              Washington Mutual
   Funding Series 2006-SL1               Series 2006-1AR                                                       Series 2006-HE4

    Bear Stearns Mortgage         Morgan Stanley Mtg Loan Trust      Credit Suisse Series 2006-6              Washington Mutual
  Funding Series 2006-SL2               Series 2006-3AR                                                        Series 2006-HE5

    Bear Stearns Mortgage         Morgan Stanley Mtg Loan Trust      Credit Suisse Series 2006-7              Washington Mutual
  Funding Series 2006-SL3               Series 2006-5AR                                                         WMALT 2006-AR1

    Bear Stearns Mortgage         Morgan Stanley Mtg Loan Trust      Credit Suisse Series 2006-8              Washington Mutual
  Funding Series 2006-SL4               Series 2006-6AR                                                         WMALT 2006-AR2

   Bear Stearns Mortgage          Morgan Stanley Mtg Loan Trust      Credit Suisse Series 2006-9              Washington Mutual
  Funding Series 2006-SL5               Series 2006-8AR                                                         WMALT 2006-AR3

    Bear Stearns Mortgage         Morgan Stanley Mtg Loan Trust    Credit Suisse HEAT Series 2006-1           Washington Mutual
  Funding Series 2006-SL6               Series 2006-9AR                                                         WMALT 2006-AR4

  C-BASS Series 2006-CB7          Morgan Stanley Mtg Loan Trust    Credit Suisse HEAT Series 2006-3           Washington Mutual
                                        Series 2006-2                                                           WMALT 2006-AR5

  C-BASS Series 2006-CB9          Morgan Stanley Mtg Loan Trust    Credit Suisse HEAT Series 2006-4           Washington Mutual
                                        Series 2006-7                                                           WMALT 2006-AR6

  Citigroup Commercial Mortgage   Morgan Stanley Mtg Loan Trust    Credit Suisse HEAT Series 2006-5           Washington Mutual
     Trust Series 2006-C4               Series 2006-11                                                          WMALT 2006-AR7

  Citigroup Commercial Mortgage   Morgan Stanley Mtg Loan Trust    Credit Suisse HEAT Series 2006-6           Washington Mutual
     Trust Series 2006-C5               Series 2006-12XS                                                        WMALT 2006-AR8

   CD 2006-CD3 Mortgage Trust     Morgan Stanley Mtg Loan Trust    Credit Suisse HEAT Series 2006-7           Washington Mutual
                                        Series 2006-13ARX                                                       WMALT 2006-AR9

    COMM Series 2006-C8           Morgan Stanley Mtg Loan Trust    Credit Suisse HEAT Series 2006-8           Washington Mutual
                                        Series 2006-15XS                                                        WMALT 2006-AR10

    CSFB Commercial Mtg.          Morgan Stanley Mtg Loan Trust    Lehman Mortgage Trust Series 2006-1        Washington Mutual
   Trust Series 2006-C4                 Series 2006-17XS                                                        WMALT 2006-1

  First Franklin MLT Series       Thornburg Mtg Securities Trust   Lehman Mortgage Trust Series 2006-4        Washington Mutual
        2006-FF18                       Series 2006-1                                                           WMALT 2006-2

    Greenwich Capital             Thornburg Mtg Securities Trust   Lehman Mortgage Trust Series 2006-5        Washington Mutual
    Series 2006-GG7                     Series 2006-2                                                           WMALT 2006-3

   GE Capital Comm Mtg.           Thornburg Mtg Securities Trust   Lehman Mortgage Trust Series 2006-6        Washington Mutual
   Corp. Series 2006-C1                 Series 2006-3                                                           WMALT 2006-4
 JP Morgan Series 2006-CIBC14     Thornburg Mtg Securities Trust   Lehman Mortgage Trust Series 2006-7        Washington Mutual
                                        Series 2006-4                                                           WMALT 2006-5

 JP Morgan Series 2006-CIBC15     Thornburg Mtg Securities Trust   Lehman Mortgage Trust Series 2006-8        Washington Mutual
                                        Series 2006-5                                                           WMALT 2006-6

 JP Morgan Series 2006-CIBC17     Thornburg Mtg Securities Trust   Lehman Mortgage Trust Series 2006-9        Washington Mutual
                                        Series 2006-6                                                           WMALT 2006-7

 JP Morgan Series 2006-LDP7       ZUNI Trust Series 2006-OA1          Lehman XS Trust Series 2006-1           Washington Mutual
                                                                                                                WMALT 2006-8

 JP Morgan Series 2006-LDP8                                           Lehman XS Trust Series 2006-3           Washington Mutual
                                                                                                                 WMALT 2006-9

 Non-Specific Transactions        Nominal Trustee Transactions         Custodian Only Transactions    Paying Agent Only Transactions
Lehman XS Trust Series 2006-8                                         Lehman XS Trust Series 2006-5

Lehman XS Trust Series 2006-11                                        Lehman XS Trust Series 2006-7

Lehman XS Trust Series 2006-15                                        Lehman XS Trust Series 2006-9

Lehman XS Trust Series 2006-19                                       Lehman XS Trust Series 2006-10N

Lehman XS Trust Series 2006-20                                        Lehman XS Trust Series 2006-12

  Lehman Mortgage Trust                                               Lehman XS Trust Series 2006-13
   Series 2006-2

     LB-UBS Comm. Mtge.                                               Lehman XS Trust Series 2006-17
   Trust Series 2006-C1

     LB-UBS Comm. Mtge.                                               Morgan Stanley Series 2006-HE1
   Trust Series 2006-C3

     LB-UBS Comm. Mtge.                                               Morgan Stanley Series 2006-HE2
   Trust Series 2006-C4

     LB-UBS Comm. Mtge.                                               Morgan Stanley Series 2006-HE3
   Trust Series 2006-C6

     LB-UBS Comm. Mtge.                                               Morgan Stanley Series 2006-HE4
   Trust Series 2006-C7

 Merrill Lynch Series 2006-MLN1                                       Morgan Stanley Series 2006-HE5

 Merrill Lynch Series 2006-OPT1                                       Morgan Stanley Series 2006-HE6

 Merrill Lynch Series 2006-WMC2                                       Morgan Stanley Series 2006-HE7

 Merrill Lynch Series 2006-FF1                                        Morgan Stanley Series 2006-HE8

 Merrill Lynch Countrywide                                           Morgan Stanley HEL Series 2006-1
      Series 2006-1

 Merrill Lynch Countrywide                                                NYMC Series 2006
      Series 2006-2

 Merrill Lynch Countrywide                                                  SAIL 2006-1
      Series 2006-3

 Merrill Lynch Countrywide                                                  SAIL 2006-2
      Series 2006-4

 Merrill Lynch Series 2006-AHL1                                             SAIL 2006-3

 Merrill Lynch Series 2006-AR1                                              SAIL 2006-4

 Merrill Lynch Series 2006-FM1                                              SARM 2006-1

 Merrill Lynch Series 2006-HE2                                              SARM 2006-2

 Merrill Lynch Series 2006-HE3                                              SARM 2006-3

 Merrill Lynch Series 2006-HE4                                              SARM 2006-4

 Merrill Lynch Series 2006-HE5                                              SARM 2006-5

 Merrill Lynch Series 2006-HE6                                              SARM 2006-6

 Merrill Lynch Series 2006-RM1                                              SARM 2006-7

 Merrill Lynch Series 2006-RM2                                              SARM 2006-8

 Merrill Lynch Series 2006-RM3                                              SARM 2006-9

 Merrill Lynch Series 2006-RM4                                             SARM 2006-10

 Merrill Lynch Series 2006-RM5                                             SARM 2006-11

 Merrill Lynch Series 2006-SD1                                             SARM 2006-12

 Merrill Lynch Series 2006-SL1                                            SASCO 2006-BC1

 Merrill Lynch Series 2006-SL2                                            SASCO 2006-BC2

 Merrill Lynch Series 2006-C1                                             SASCO 2006-BC3

 Merrill Lynch Series 2006-C2                                             SASCO 2006-BC4

 Morgan Stanley Capital I                                                 SASCO 2006-BC5
    Series 2006-HQ8

 Morgan Stanley Capital I                                                 SASCO 2006-BC6
    Series 2006-HQ9

 Morgan Stanley Capital I                                                  SASCO 2006-S1
    Series 2006-IQ11

 Morgan Stanley Capital I                                                  SASCO 2006-S2
    Series 2006-IQ12

 Morgan Stanley Mtg Loan Trust                                             SASCO 2006-S3
    Series 2006-4SL

 Morgan Stanley Mtg Loan Trust                                             SASCO 2006-S4
    Series 2006-10SL

 Morgan Stanley Mtg Loan Trust                                        Sequoia Alternative Loan
    Series 2006-14SL                                                     Trust Series 2006-1

 OWNIT Mortgage Loan Trust
    Series 2006-3

 OWNIT Mortgage Loan Trust
    Series 2006-4

 Non-Specific Transactions           Nominal Trustee Transactions      Custodian Only Transactions    Paying Agent Only Transactions
 OWNIT Mortgage Loan Trust
     Series 2006-5

 OWNIT Mortgage Loan Trust
     Series 2006-6

 OWNIT Mortgage Loan Trust
     Series 2006-7

 SACO I Trust Series 2006-1

 SACO I Trust Series 2006-2

 SACO I Trust Series 2006-3

 SACO I Trust Series 2006-4

 SACO I Trust Series 2006-5

 SACO I Trust Series 2006-6

 SACO I Trust Series 2006-7

 SACO I Trust Series 2006-8

 SACO I Trust Series 2006-9

 SACO I Trust Series 2006-10

 SACO I Trust Series 2006-12

 SATURNS Series 2006-1

 SATURNS Series 2006-2

 TILES Series 2006-1

 Wachovia Bank CMT
   Series 2006-C24

                                                                    Exhibit 34.1

      Attestation Report of Ernst & Young, LLP on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities

            Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Management's Assertion on Compliance with Item 1122 Criteria, that LaSalle Bank National Association ("LBNA" or "the Company"), a wholly owned subsidiary of LaSalle Bank Corporation, complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for all new Asset Backed Securities, Commercial Mortgage Backed Securities and Residential Mortgage Backed Securities securitization trust transactions subsequent to
January 1, 2006, to the extent subject to Regulation AB for which LBNA is trustee ("the Platform"), as of and for the year ended December 31, 2006, except for those criteria which the Company has determined are not applicable to the activities performed by them with respect to the Platform covered by this report. See Exhibit A of management's assertion for a list of servicing criteria determined by the Company to be applicable to the activities performed by them with respect to the Platform. As indicated in the Management's Assertion on Compliance with Item 1122 Criteria, management's assertion for servicing criteria 1122(d)(3)(i)(A) and (B) covers only the information in reports to investors that is specifically required by the respective transaction agreements, and not to any additional information included in reports to investors that is not required by the respective transaction agreements. Management is responsible for the Company's compliance with the servicing criteria listed in Exhibit A. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual mortgage transactions and securities that comprise the platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the Platform, is fairly stated, in all material respects.


                                                            /s/Ernst & Young LLP

February 28, 2007

                                                                    Exhibit 35.1

                    Servicer Compliance Statement

                [On LaSalle Bank ABN AMRO Letterhead]



                   Annual Statement of Compliance



MS Structured Asset Corp.
1585 Broadway
New York, New York 10036

Re: TRUST AGREEMENT, between MS Structured Asset Corp. (the "Depositor") and LaSalle Bank National Association (the "Trustee"), made as of the date February 28, 2006 relating to SATURNS Trust No. 2006-1 (the "Agreement").

         I, Barbara L. Marik, a First Vice President of LaSalle Bank National Association, as Trustee hereby certify that:

         (1) A review of the activities of the Trustee during the preceding calendar year and of the performance of the Trustee under the Agreement has been made under my supervision; and

         (2) To the best of my knowledge, based on such review, the Trustee has fulfilled all its obligations under the Agreement in all material respects throughout such year or a portion thereof.


LaSalle Bank National Association, as Trustee

         /s/ Barbara L. Marik
-------------------------------------
Name: Barbara L. Marik
Title:   First Vice President
Date:   February 28, 2007